Form 10KSB
period 2002-12-31
GREAT LENDER COM INC
filed 2003-04-15
CIK 1117676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31233

GREEN DOLPHIN SYSTEMS CORPORATION

(Name of Small Business in its charter)

DELAWARE 88-0432539

(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

2338 W Beaver Creek Rd., Powell, TN 37849

(Address of principal executive offices) (Zip Code)

Issuer's Telephone number: (888) 379-8693

Securities registered Under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Not Applicable

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes [X ]No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ] No [ X ]

State issuer's revenues for its most recent fiscal year: $590,673

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not Applicable

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,898,700 common shares as of December 31, 2002.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Green Dolphin is in the business of developing, testing, producing and marketing a line of specialty chemical products used for ceiling and wall cleaning, fabric protection, fire retardation applications, graffiti removal, smoke and odor elimination, non-slip protection, mold and mildew control and sanitization. The Company also manufactures and markets a line of waterproofing products for wood, concrete and stonework. All of our active business operations are conducted through Green Dolphin Nevada, our wholly owned subsidiary.

Principal products or services and their markets.

The Company's products, by brand name, are as follows:

"RENEW 4000" - a ceiling tile and wall restorer

"GREEN DOLPHIN NON-SLIP" - a slip resistant treatment for ceramic tile, marble, concrete, terrazzo and tile

"PROTECTION PLUS 2000" - water and stain repellant

"FIRE SATE 108 WOOD" - fire retardant for wood

"FIRE SAFE 701 FABRIC" - fire retardant for fabrics

"PENTA SEAL 6F" - cement adhesive binder

"SHIELD KOTE" - water-proofer for wood

"G.D. ORANGE CLEANER/DEGREASER" - all-purpose cleaner/degreaser

"TURBO KLEEN" - concrete and stonework cleaner

"G.D. GRAFFITI REMOVER" - graffiti remover for protein and ink stains.

"ENVIRO-ZYME" - active enzyme bacteria to eliminate smoke and odor from cellulose materials

"LIQUID ENZYME" - high concentrate of enzyme bacteria to eliminate malodors and pathogens in drains, septic tanks, and drainage tanks

"ENVIRO-KLEEN SUPER" - high concentrate restorer for floors, walls, stairways and basements

"PURE-N-FRESH" - odor eliminator for compactors, waste receptacles and recycling bins

"AIR-O-KLEEN" - smoke and odor eliminator for airborne malodor and bacteria

2

We have targeted large institutional operations where optimal environments are required such as hospitals and hotels, as well as high volume human traffic areas such as transit systems, government buildings and industrial and retail installations as the primary markets for our ceiling and wall cleaning, fabric protection, fire retardation, waterproofing, graffiti removal, smoke and odor eliminators and non-slip treatments. We are selling our line of sealants and stains through retail home improvement outlets.

Distribution Methods of the Products:

Green Dolphin uses four channels of distribution for its products and services.

1. Dealers: Green Dolphin continues to be engaged in establishing a network of Dealers appointed to distribute Green Dolphin products and services in various geographic areas. Dealers sell Green Dolphin products to retail distributors and hire and train crews to install the products for end users. To date, seventeen dealers have been appointed.

2. Industrial/Commercial: Green Dolphin is attempting to establish a network of Manufacturer Representatives to distribute the Company's products to large commercial and industrial end-users. There are presently two manufacturer's representatives in place.

3. Retail: Green Dolphin is presently selling retail products to hardware retailers, lumber yards, department stores and retail do-it-yourself centers, presently including six large chains including Wal-Mart, Home Depot, Castle Hardware and Sears.

4. International: The Company has three Exclusive Agency Distribution Agreements with established distribution companies in different countries. Of primary importance is a Sales Agency Agreement between Green Dolphin Systems Corporation and Green Dolphin systems (Canada) which was signed on March 17, 2000. Green Dolphin Systems Canada is a related corporation which produced approximately 72% of all the Company's sales in 2001.

Competition

There are numerous ceiling and wall cleaning, fabric protection, fire retardant, waterproofing, graffiti removal, smoke and odor elimination and non-slip products on the market. Many of these products are manufactured and distributed by major corporations with far greater financial and personnel resources, market acceptance, distribution networks and production capabilities than Green Dolphin. Green Dolphin had total sales of $461,349 in 2001 which did not represent a significant share of the market for any Green Dolphin product. As a result of its small sales volume, minimal capitalization, its limited sales force and production capacity, its over-all lack of exposure in the relevant markets, and its inability to pay for substantial advertising, Green Dolphin is at a tremendous competitive disadvantage. It is unlikely that Green Dolphin will be able overcome its competitive disadvantages or establish a significant impact on the markets for the products it distributes in the foreseeable future.

Sources and availability of raw materials and the name of principal suppliers:

The Company manufactures approximately eight of its products in house and relies on third party contract blenders to produce the others. Greenway Chemical, Knoxville, Tennessee blends Renew 4000, Orange Cleaner Degreaser, Turbo Kleen, Graffiti Remover, Liquid Enzyme, Enviro-Kleen Super and Enviro-Zyme. Crown Chemical, Mississauga, Ontario blends all of those products plus Air-O-Kleen. There are no written contracts in place with these producers. This blending is done on an order contract basis. The raw materials used in products are widely available from numerous sources. There are numerous manufacturers in the United States and Canada capable of producing the items not manufactured in house. Green Dolphin does not foresee any difficulty in producing adequate product to meet demand in the foreseeable future.

Dependence on one or a few major customers.

Green Dolphin is primarily dependent on Green Dolphin Canada, a related entity, for the sale of its products. In 2001, approximately 72% of the Company's total sales were generated by Green Dolphin Canada. The Company is not dependent on any other major customers.

Patents, Trademarks, licenses, franchises, concessions, royalty agreements or labor contracts:

1. Patents. Adolph Hochstim was issued the following United States Patents: Permanent elimination of Nuclear Waste, Unites Stated patent No. 4,721,596 issued January 26, 1988. Fireproofing of Plastic Pipes and Plastic Conduits. Flammadur E424 and Flammadur A77, United States Patent No. 4,721,256 issued January 2000. Hochstim is a member of the Board of Directors of Green Dolphin and has granted to the Company joint use of the patents. The license agreements require the Company to pay Hochstim a royalty of 7% of gross proceeds generated from products utilizing the patents. The Nuclear Waste Patent will be effective until 2007 and the Fireproofing of Plastic Pipes and Conduits patent will be effective until 2010.

2. Trademarks. The Company has the following Trademarks:

"Green Dolphin"

"Fire Safe 108 Wood"

"Fire Poly NP-30 Paint"

"Safe-n-Dry"

"Rain Guard"

"Shield Kote"

"Secure-Step"

"Protection Plus 2000"

"Renew 4000"

The name Green Dolphin has also been copyrighted. Green Dolphin is not party to any labor contracts.

Need for Governmental approval of Principal Products or services:

The Company is not required to obtain governmental approval for any of its products. OSHA has established criteria for products to comply with recent rules adopted under the American Disabilities Act. Independent testing has established that Green Dolphin Non-Slip meets those criteria. Industry criteria have been established for products sold as fire-retardants, fabric soil and stain repellants, and cement adhesive binder and water-proofer. Independent testing has established that Green Dolphin products in these areas meet applicable criteria.

Effect of Existing or Probable Governmental regulations on the Business:

The Company believes that all its products comply with existing government regulations and does not anticipate that governmental regulations will have any effect on its business in the foreseeable future.

Research and Development Costs

Green Dolphin Systems Corporation has not spent any significant amount in Research and Development for its products and services during 2001.

Costs and effects of compliance with environmental laws

Green Dolphin does not anticipate that it will incur any costs in the foreseeable future in complying with any state, federal or local environmental laws or administrative regulations.

Number of employees

The Company presently has one full time and two part time employees employed at its Tennessee facility. An additional six full time and two part time persons are employed by Green Dolphin Canada.

ITEM 2. DESCRIPTION OF PROPERTY.

Green Dolphin owns no interest in any real property. The Company is presently conducting business operations from two offices: a 6,400 square foot leased principal office located at 2338 W Beaver Creek Rd., Powell, Tennessee 37849 and a 4,000 square foot leased location at 26 Voyager Court, South, Etobicoke, which is near Toronto, Ontario, Canada.

The Tennessee facility is located at 2338 W. Beaver Creek Road, Powell, Tennessee contains approximately 6400 square feet which feature executive offices and production space. The lease on this facility expires on November 30, 2004 and calls for annual payments of $33,960 in 2002 and 2003 and $31,130 in 2004, payable monthly. The Canadian facility at 26 Voyager Court, South Etobicoke, Ontario includes approximately 4000 square feet devoted to sales offices and production space. This premise is leased to Green Dolphin Canada. The production facilities at both locations both contain mixing containers, component inventory storage and operating space in which finished product is compounded. Both facilities also contain equipment necessary to containerize and label the end products.

ITEM 3. LEGAL PROCEEDINGS

To the knowledge of Green Dolphin, there are no legal matters pending against the Company, that is: there are no pending cases in which Green Dolphin is named as a party defendant, cross-defendant or counter-defendant. Furthermore, to the knowledge of management no person or business entity has indicated that it has any claim against Green Dolphin. Nor has any governmental agency or regulatory authority announced any intention to bring any court or administrative proceeding naming Green Dolphin as a party defendant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders of Green Dolphin during the year 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At the present time there is no market for common shares or any other common equity of Green Dolphin Systems Corporation. There is no amount of common stock that is subject to outstanding warrants to purchase, or securities convertible into, common equity of the Company.

Green Dolphin has not agreed to register any common equity under the Securities Act for sale by any securities holder. However, effective February 28, 2000 Green Dolphin issued 11,000,000 restricted common shares to eight stockholders of Green Dolphin Nevada in exchange for their Green Dolphin Nevada shares. On April 5, 2000, and additional 385,640 shares were issued to thirty-six stockholders who had been involved in development of the product line then vested in Green Dolphin Nevada. Of these thirty-six stockholders, no single person or corporation is the registered owner of more than 40,000 shares of the Company. When issued, none of these shares had been registered under the Securities Act of 1933. They were issued in reliance on the exemption from registration provided by 4(2) thereof. At the present time, 8,385,000 of these shares are held by the eight officers and directors of the Company and two entities which Green Dolphin believes are affiliates of the Company by reason of their ownership of more than 5% of the Company's outstanding common shares. The 3,000,640 shares are held by thirty-eight persons who are not affiliates of Green Dolphin.

We believe that the 3,000,640 shares registered to the 38 persons who are not officers, directors or controlling stockholders of the Company may be resold by their registered owners, without restriction, under the exemption from registration provided by § 4(1) of the Securities Act of 1933 for transactions by persons other than issuer, underwriters or dealers, and the safe harbor for such sales provided by paragraph (k) of SEC Rule 144 under the Act. We do not believe that any of the 8,385,000 shares held by the eight officers, directors and controlling stockholders of the Company are presently eligible to be sold without registration under § 4(1) or paragraph (k) of Rule 144 because the registered owners of the shares are affiliates of Green Dolphin within the meaning of that provision. However, all of these eight stockholders have established the one-year holding period required as a condition for reliance on Rule 144 to afford safe harbor for the sale of limited quantities of the shares under certain conditions. The Rule is not presently available for such sales because no broker dealers are presently making a market in Green Dolphin shares so as to permit sales in normal brokers' transactions or to market makers as required by paragraphs (f) of Rule 144. However, if a trading market develops in Green Dolphin shares approximately eight stockholders will be entitled to sell restricted securities into that market, in limited amounts not exceeding 1% of the issued and outstanding shares of the Company each quarter, under Rule 144. Such sales would undoubtedly have a depressive effect on the price at which Green Dolphin shares might trade.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Green Dolphin's billing and delivery policies are as follows.

International sales, that is sales to purchasers outside of North America, are made to distributors pursuant to Exclusive Agency Distribution Agreements which require payment for the shipments by irrevocable letters of credit, certified checks or bank drafts before the items leave the plant. They are shipped F.O.B. shipping point. Overseas Agents are responsible to assign their independent inspection service companies to inspect each shipment. North American sales are made F.O.B. the shipping point, but are made subject to the right of purchasers to inspect and either accept or reject damaged shipments within seven (7) days of receipt. Terms of payment on domestic shipments are 2% - 15 days, net - 30 days. On both domestic and off-shore shipments, revenues are booked when the goods are shipped.

On both domestic and off-shore shipments, Green Dolphin's policy is to replace goods received in damaged condition. Over the last two years, Green Dolphin has been required to replace less than $500 in damaged goods. In light of the durability of the goods shipped, the resulting small return rate and the return rate that is likely to prevail in the future, no material change in our historical or future net income would, or is likely to result from the adoption a different revenue recognition or damaged goods policy

Green Dolphin had gross sales of $461,349 during fiscal 2001 and sustained a pre-tax operating loss of $93,505 during that year. In fiscal 2002, sales increased to $590,673 and the operating loss decreased to $53,372. Gross profits rose from $225,686 in 2001 to $279,427 in 2002, but general and administrative expenses rose from $319,191 in 2001 to $332,799 in 2002. The Company's cash position rose from $15,243 in 2001 to $44,060 in 2002. The additional expenditures in general and administrative expenses are attributable to two things: increased presentations at trade shows and increased advertising in trade journals. Both categories of expenditures have resulted in increased sales after the expenditures were made. Management believes that additional increases in gross sales will result from expenditures made in fiscal 2002. Management intends to continue spending as much money as possible on additional trade show presentations and trade journal advertising, so general and administrative expenses are expected to rise in 2003. Management believes these additional expenditures will be more than offset by increased sales.

The Company's financial statements do not express, and management does not believe there presently exists a substantial question about Green Dolphin's ability to continue as a going concern. Notwithstanding the existence of a $53,372 gross operating loss in fiscal 2002. Efficiencies have been made by reducing inventories. We believe what we expect to be modest increases in sales which should result from trade show expenditures and advertising payments already made, and careful attention to increasing such expenditures only when warranted by operating revenues, will permit us to continue operating without additional debt or equity financing during the coming year.

If and when a trading market can be developed for Green Dolphin shares, the Company will consider additional capital raising activities through the sale of common shares or other securities.

At the present time Green Dolphin does not have any substantial commitments for capital expenditures. It intends to operate on its current business plan, without substantial change or additional expenditures, for the foreseeable future. Though the volume of sales fluctuates somewhat from quarter to quarter, those fluctuations are not seasonal. They result from natural variations in selling success, which are typical of companies involved in product distribution.

If and when a trading market can be developed for Green Dolphin shares, the Company will consider additional capital raising activities through the sale of common shares or other securities.

(i) There are no known trends, events or uncertainties that have or are reasonably contemplated to have a material impact on Green Dolphin's long term or short term liquidity.

(ii) At the present time Green Dolphin is not devoting, and does not intend during the next year, to devote any significant effort or money to research or the development of new products. It has already developed a full product line and is devoting all of its efforts to increasing the markets for these existing products.

(iii) The Company has the ability to produce or have produced all the products it can sell at the present time and believes these suppliers will be able to meet anticipated increases in demand. Accordingly, Green Dolphin has no plans to purchase plant or equipment in the foreseeable future.

(iv) Green Dolphin does not expect the number of full time employees to increase during the next fiscal year; but it may employ additional part-time labor, as needed.

Green Dolphin continues to believe that changes in fire codes, building safety codes and enhanced sensitivity to the environment will tend to increase the market share for its remediation, cleaning, non-slip and water-based stain products and concrete sealants.

ITEM 7. FINANCIAL STATEMENTS

Included herein are the following financial statements.

(1) Audited balance sheet of Green Dolphin Systems Corporation as of December 31, 2002, and the related statements of operations, changes in stockholders' equity and cash flows for the period then ended.

Independent Auditors' Report

To the Board of Directors and Stockholders

Green Dolphin Systems Corporation

Powell, Tennessee

We have audited the accompanying balance sheets of Green Dolphin Systems Corporation (a Delaware Corporation) as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Dolphin Systems Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/

RODEFER MOSS & CO, PLLC

Knoxville, Tennessee

April 9, 2003

GREEN DOLPHIN SYSTEMS CORPORATION

Balance Sheet

December 31, 2002 and 2001

	2002	2001
ASSETS
Current Assets
Cash	$44,060	$ 15,243
Accounts receivable, net	10,276	7,252
Inventory	15,490	28,493
Prepaid expenses	-	1,650
Total current assets	69,826	52,638
Property and Equipment
Shop equipment	9,391	9,391
Office furnishings and equipment	2,783	1,558
Less: accumulated depreciation	(6,470)	(4,149)
Total property and equipment	5,704	6,800
Other Assets
Trademarks and copyrights, net of amortization of $71,667 and $51,667	228,331	248,331
Total other assets	228,331	248,331
Total assets	$303,861	$ 307,769
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 32,083	$ 16,726
Accrued liabilities	601	8,117
Due to officer	-	3,000
Due to related companies	218,028	173,405
Total current liabilities	250,712	201,248
Stockholders' Equity
Capital stock ($.001 par value, 100,000,000 shares authorized, 19,898,700 issued and outstanding)	19,899	19,899
Additional paid-in capital	336,407	336,407
Accumulated deficit	(303,157)	(249,785)
Total stockholders' equity	53,149	106,521
Total liabilities and stockholders' equity	$ 303,861	$ 307,769

See Notes to Financial Statements.

GREEN DOLPHIN SYSTEMS CORPORATION

Statements of Operations

December 31, 2002 and 2001

	2002	2001
Sales
Related party	$ 337,688	$ 331,489
Other	252,985	129,860
Total sales	590,673	461,349
Cost of Sales	311,246	235,663
Gross profit	279,427	225,686
General and Administrative Expenses	332,799	319,191
Net loss before income taxes	(53,372)	(93,505)
Income Taxes	-	-
Net loss	($ 53,372)	($ 93,505)
Earnings (loss) per share:
Basic and diluted	($ -)	($ - )
Basic and diluted weighted average shares outstanding	19,898,700	19,898,700

See notes to financial statements.

GREEN DOLPHIN SYSTEMS CORPORATION

Statements of Changes in Stockholders' Equity

December 31, 2002 and 2001

	Common stock Shares Amount		Additional Paid In Capital	Accumulated Deficit	Total
Balances at January 1, 2001	19,898,700	$19,899	$336,407	($156,280)	$200,026
Net Loss	-	-	-	(93,505)	(93,505)
Balance at December 31, 2001	19,898,700	$19,899	$336,407	($249,785)	106,521
Net Loss	-	-	-	953,372)	(53,272)
Balances at December 31, 2002	19,898,700	$19,899	$336,407	($303,157)	53,149

See notes to financial statements.

GREEN DOLPHIN SYSTEMS CORPORATION

Statements of Cash Flows

December 31, 2002 and 2001

	2002	2001
Cash Flows From Operating Activities		)
Net loss	($ 53,372)	($ 93,505)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,321	20,317
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,024)	45,781
(Increase) decrease in inventory	13,003	11,348
Decrease in prepaid assets	1,650	-
Increase (decrease) in accounts payable	15,357	(14,657)
Increase in accrued expenses	(7,516)	7,705
Increase in due to officer	(3,000)	3,000
Net cash used in operating activities	(14,581)	(20,011)
Cash Flows From Investing Activities
Purchases of fixed assets	(1,225)	-
Net cash flows from investing activities	(1,225)	-
Cash Flows From Financing Activities
Net borrowings (repayments) to related companies	44,623	22,200
Net cash flows used in financing activities	44,623	22,200
Increase in cash and cash equivalents	28,817	2,189
Cash and cash equivalents, at the beginning of the year	15,243	13,054
Cash and cash equivalents, at the end of the year	$ 44,060	$ 15,243

See notes to financial statements.

GREEN DOLPHIN SYSTEMS CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Green Dolphin Systems Corporation ("the Company") is a Delaware corporation located in Powell, Tennessee. The Company changed its name from Traveler's Infocenter, Inc. to Green Dolphin Systems Corporation on February 16, 2000. The Company is engaged in manufacturing and distributing a broad range of specialty chemicals throughout the world. See Note 2.

Basis of presentation - The financial statements include the accounts of the Company and its wholly owned subsidiary, Green Dolphin Systems Corporation (a Nevada corporation).

Revenue Recognition - Sales and the related cost of sales are recognized when orders are received and goods shipped or services delivered. The Company generally accepts returns of goods that are damaged in transit. Such sales returns are not material for the years ended December 31, 2002 and 2001.

Use of Estimates - The preparation of financial statements in accordance with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Trademarks and copyrights - Trademarks and copyrights are recorded at cost and are amortized on a straight-line basis over fifteen years. Amortization expense for the years ended December 31, 2002 and 2001 were $20,000 and $18,333, respectively. The estimated aggregate amortization expense for each of the five succeeding years is $20,000 annually. Included among these acquired intangible assets are the Company's name and the following proprietary trademarks and tradenames and their formulations: Fire Safe 108 Wood, Fire Poly NP-30 Paint, Fire Poly F/R Coating, Safe-N-Dry, Rain Guard, Shield Kote, Secure Step, Protection Plus 2000, and Renew 4000. Intangible assets are subjected to a test to determine whether the cost of the assets remain recoverable. To make the estimates, the Company relies on sales trends and a competitive analysis of its proprietary products in the marketplace.

Property and Equipment - Depreciation is primarily determined using the straight-line method over the estimated useful lives of the related assets. Significant improvements are capitalized while maintenance and repairs are expensed as incurred.

Inventories - Inventories consist of cleaning supplies and related cleaning products and are stated at the lower of cost (using the first-in, first-out method) or market.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

GREEN DOLPHIN SYSTEMS CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Advertising Costs - Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2002 and 2001 were approximately $3,493 and $5,300, respectively.

Fair Value of Financial Instruments - Cash and cash equivalents, accounts and other receivables, accounts payable and accrued liabilities are stated at cost, which approximates fair value because of the short term maturity of those items. The estimated fair value of the Company's borrowings and advances to related companies approximates the carrying value because of their recent origination, their potential for offset and because of the substantial settlement of these balances expected in the short-term.

Statement of Cash Flows Supplemental Disclosure - The Company considers all highly liquid investments with initial maturities of three months or less which are readily convertible into cash without significant loss due to penalties to be cash equivalents. No interest or income taxes were paid during the years ended December 31, 2002 and 2001.

Earnings (loss) per share - The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period.

NOTE 2  STRUCTURE OF REPORTING ENTITY

On February 7, 2000, and in March 2000, Traveler's Infocenter, Inc. ("TIFC"), a Delaware corporation, completed the acquisition of all the outstanding stock of Green Dolphin Systems Corporation ("Nevada"), a Nevada corporation, in exchange for 11,385,640 shares of TIFC's common stock. TIFC was subsequently renamed Green Dolphin Systems Corporation ("Delaware"). As a result of the acquisition, Nevada became a subsidiary of Delaware. Upon consummation of the transaction the existing shareholders of Nevada held a majority of the voting power of Delaware.

Since at the time of the acquisition, TIFC had no significant operations, liabilities or assets, the beginning equity balances of Nevada have been presented as a recapitalization of Nevada whereby 11,385,640 common shares are accounted for as the subsequent issuance of 513,060 shares for the net assets of TIFC. As a result, the historical financial statements of Nevada are the continuing historical financial statements of the Company.

Concurrent with the acquisition, TIFC affected a reverse one (1) share for ten (10) shares split of its then outstanding 5,130,600 shares so that the restated common shares outstanding were 513,060. Additionally, Delaware amended its corporate charter to authorize issuance of up to 100,000,000 shares of its common stock and restated the par value of its stock from $.01 per share to $.001 per share.

GREEN DOLPHIN SYSTEMS CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Financial instruments that potentially subject the Company to concentrations of credit risk consist additionally of accounts receivable. The Company's customers are geographically disbursed but are concentrated in the cleaning industry.

The Company conducts a screening of potential customers before extending credit and generally does not require collateral for its trade receivables or for advances made to related companies.

NOTE 4 - TRANSACTIONS WITH RELATED COMPANIES

In establishing a customer base for its Powell, Tennessee location, the Company has relied on a Canadian company (Canada), which shares substantially common ownership and management with Green Dolphin Systems Corporation, to obtain customers. In compensation for obtaining much of its customer base through Canada efforts, fees of $180,000 were paid in each of 2002 and 2001 to the related company.

Amounts due to related companies included on the balance sheets at December 31, 2002 and 2001 as $218,028 and $173,405, respectively, consists of amounts payable to related companies, Canada and Penta-Deltex, which share substantially common ownership and management with the Company. Pursuant to an agreement dated April 21, 1999, the Company agreed to pay $300,000 for the exclusive rights to proprietary assets owned by Penta-Deltex. The debt bears no interest and is unsecured. The balance payable to Penta-Deltex at December 31, 2002 and 2001 was $153,683.

Amounts due to and from related companies are unsecured, bear no interest and have no specific terms of repayment. Repayment will be dictated by the availability of cash.

NOTE 5 - COMMITMENTS

The company leases its administrative and warehouse space under a lease expiring on November 30, 2004. The annual future minimum lease payments under this non-cancelable operating lease are as follows:

2003 33,960

2004 31,130

Rent expense totaled $35,622 and $35,532 in 2002 and 2001, respectively.

GREEN DOLPHIN SYSTEMS CORPORATION

NOTES TO FINANCIAL STATEMENTS NOTE 6 - INCOME TAXES

Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates, which are expected to be in effect when these differences reverse.

At December 31, 2002, the Company has available net operating loss (NOL) carryforwards, expiring at various dates through 2020, of approximately $1,550,000. These carryforwards may be used to offset future taxable income.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Although management believes that its products will be readily accepted in the marketplace and generate substantial future revenues, there is currently limited evidence that the revenues will be in sufficient amounts and at the necessary times to realize all of the deferred tax assets. Accordingly, management has established a full valuation allowance against the deferred tax assets at December 31, 2002 and 2001 arising from its NOL carryforwards.

The income tax (provision) benefit for the years ended December 31, 2002 and 2001, consisted of the following:
	2002	2001
Net operating loss carryforwards	$ 12,000	$ 38,000
Change in valuation reserve	(12,000)	(38,000)
Total	$ -	$ -

Total deferred tax assets at December 31, 2002 and 2001 consist of the following:
	2002	2001
Deferred tax assets	$ 582,000	$ 570,000
Valuation reserve	(582,000)	(570,000)
Total	$ -	$ -

NOTE 7 - SEGMENT INFORMATION

The Company's sales consist of sales in the United States and Canada. The composition of sales for 2002 and 2001 is as follows:
	2002	2001
Canadian	$ 337,688	$331,488
United States	$ 252,985	$129,861

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Until sometime after February, 2000 Green Dolphin had engaged Aaron Stein, Certified Public Accountant, 981 Allen Lane, PO Box 315, Woodmere, NY 11598, Telephone 516-569-0520 as its independent accountant. However, when the Company filed its initial Form 10-SB12G, the Staff of the Commission made comments regarding the fact that Mr. Stein was not licensed as an accountant in Tennessee, the site of the Company's principal place of business. In response to these comments, Green Dolphin requested Mr. Stein to withdraw and engaged Rodefer Moss & Company, 1729 Midpark Road, Suite C-200, Knoxville, Tennessee 37921 as its principal independent accountant to replace him. Mr. Stein did not decline to stand for re-election and was not dismissed for any reason other than the Staff's comments, and resigned solely at the request of the Board of Directors which was occasioned exclusively by those comments. Mr. Stein's reports on the financial statements for the past two years did not contain any adverse opinion or disclaimer of opinion and have not been modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was made by the Board of Directors exclusively due to comments by the Staff of the SEC. To the knowledge of Green Dolphin, there have been no disagreements with Mr. Stein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to his satisfaction, would have caused him to make reference to the subject matter of the disagreements in connection with his report. Rodefer Moss has reviewed the disclosure in this part and has expressed that it has no disagreement and does not wish to amend or add to this disclosure. This disclosure has also been furnished to Mr. Stein in accordance with Item 304(a)(3) of Regulation SB along with a written request that he file the letter described by the foregoing provision with the Commission within ten (10) days. Mr. Stein's response to this request is attached as part of Exhibit 16 hereto.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The names, addresses, ages and respective positions of the current directors and officers of the Company are as follows:
Name	Age	Position	Date Held
Nicholas Plessas 126 John St. Toronto, Ontario M9N 1J8	49	President/CEO, director	January 1999
Thomas J. Rowen 39 Redmond Drive Ajax, Ontario L1S 5R8	46	Vice President/Secretary/ Director	January 1999
Maxwell J. LaBrooy 3717 Stonegate Lane Powell, TN 37849	52	Vice President	January 1999
Adolf R. Hochstim 5455 Sylmer Avenue, #2505 Sherman Oaks, CA	75	Director	January 1999
William P. Kefalas 55 Stevenson Street, N Guelph, Ontario	62	Director	February 2000
Robert J. McDonald 4 Lakewood Drive Waverly, Nova Scotia BON 250	75	Director	January 1999

NICHOLAS PLESSAS has completed a Masters in Environmental Science in 1980 and has been engaged in developing and producing applied environmental solutions since 1983 Mr. Plessas served as President of Penta Deltex Ltd. From October 1986 through December 1998 where his primary function was Director of operations. Mr. Plessas spearheaded Corporate growth and development of over 65 specialty chemical and consumer products. Since January 1999 he has been a director, and President of Green Dolphin Systems Nevada and was appointed, and subsequently elected a director of Green Dolphin Delaware, previously Traveler's Infocenter, Inc., in February 2000 immediately prior to its acquisition of Green Dolphin Nevada. He is the President and CEO of the Green Dolphin companies.

THOMAS J. ROWEN received a Masters in Business Administration in 1986. From 1990 to 1995 he served as Vice President of TML Industries Limited of Pickering, Ontario as Director of Marketing. The primary function at TML was to oversee day-to-day operations of the Company including the administration, sales, manufacturing and distribution divisions. In May 1996 he left TML and founded ESN packaging Services, a Company involved in developing, packaging and introducing new consumer products to the retail market. In January 1999 he left ESN Packaging and joined Green Dolphin Nevada as a director and officer. His present duties include supervision of marketing and sales.

MAXWELL J. LABROOY. From 1985 through January of 1999 Mr. LaBrooy was President of Interior Environmental Systems, Inc., a company located in Knoxville, Tennessee which was in the ceiling tile and wall application and cleaning business. Mr. LaBrooy was in charge of, and produced significant increases in domestic and international sales. During his tenure there, he setup manufacturing plants in Japan, South Korea, Canada and Mexico. He left Environmental Systems in January 1999 to become Vice President of operations for Green Dolphin Nevada. In February 2000 he was also elected Vice President of Green Dolphin Delaware.

DR. ADOLF R. HOCHSTIM. Dr. Hochstim received his Doctrine in Physics from the University of Florida in 1960. Over the years he has published 18 books and articles and is a member of 9 Science Associations and has served as a consultant for NASA. For more than the last five years, he has been self-employed as a contract consultant for numerous chemical companies. He joined Green Dolphin Nevada in January 1999 and has served as a consultant in the area of research and development.

WILLIAM P. KEFALAS. Mr. Kefalas graduated with a Master of International Business in 1972 from the University of Chicago and since that time has experience with International business development in various countries. From 1982 to the present Mr. Kefalas has served as President and CEO of Commerciantes Financiers Corp, an International consulting and financial corporation representing business and development firms worldwide for resort and hotel developments. In February 2000 Mr. Kefalas joined Green Dolphin as a Director and serves the Company in the capacity of Business Strategist for Mergers and Acquisitions.

ROBERT J. MCDONALD has owned and operated many successful businesses over the past 40 years. From 1962 through 1992 Mr. McDonald owned and operated one of the largest Chevrolet Dealerships in Nova Scotia, Canada with sales of over $100 million. He has been honored by Time Magazine as an Entrepreneur of the Year for managing the most profitable and effective organizations. Since then he has been semi-retired but remained active as a self-employed business consultant. He joined Green Dolphin Nevada in January, 1999 as a Director. He is an outside director with no active role in the conduct of its affairs.

None of the officers or directors of the Company are officers, directors or affiliates of any other reporting companies.

To the knowledge of the Company, no present or former director, executive officer or person nominated to become a director or executive of the Company has ever:

1) Filed a bankruptcy petition by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or with two years prior to that time;

2) Had any conviction in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3) Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

4) Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the Executive compensation currently receiving compensation from Green Dolphin Corporation. It does not have any pension, profit-sharing, stock bonus, or other benefit plans. Such plans may be adopted in the future at the discretion of the Board of Directors.
Name	Principal Positions	Year	Salary	Bonus	Stock Awarded
Nicholas Plessas	President/CEO Director	2002	$25,000	-0-	0 Shares
		2001	$25,000	-0-	0 Shares
		2000	$25,000	-0-	6,685,000 Shares
		1999	$41,600	-0-	0 Shares
Thomas J. Rowen	Vice President Secretary Director	2002	$28,000	-0-	0 Shares
		2001	$22,000	-0-	0 Shares
		2000	$39,000	-0-	1,000,000 Shares
		1999	$39,000	-0-	0 Shares
Maxwell Labrooy	Vice President	2002	$38,000	-0-	0 Shares
		2001	$38,000	-0-	0 Shares
		2000	$39,000	-0-	300,000 Shares
		1999	$36,400	-0-	0 Shares
William Kefalas	Director	2002	$5,000	-0-	0 Shares
		2001	$15,000	-0-	0 Shares
		2000	-0-	5% of Gross Sales	150,000 Shares
		1999	$ 5,000	-0-	0 Shares
Dr. Adolph Hochstim*	Director	2002	$2,000	-0-	0 Shares
		2001	-0-	-0-	0 Shares
		2000	-0-	-0-	100,000 Shares
		1999	$ 5,000	-0-	0 Shares
Robert McDonald	Director	2002	-0-	-0-	0 Shares
		2001	-0-	-0-	0 Shares
		2000	-0-	-0-	150,000 Shares
		1999	-0-	-0-	0 Shares

* Dr. Hochstim receives an additional $100.00 per hour for consulting the company when needed.

There are additional key employees who work for Green Dolphin, Canada who receive $68,500.00 annual salary.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent (5%) of the 19,898,700 issued and outstanding shares of the Company as of December 31, 2002.
Title of class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial	Percent of Class
Common	Nicholas Plessas 126 John St. Toronto, Ontario M9N 1J8	6,685,000 shares	58.1%
Common	Thomas J. Rowen 39 Redmond Drive Ajax, Ontario L1S 5R8	1,000,000 shares	8.7%
Common	Maxwell J. LaBrooy 3717 Stonegate Lane Powell, TN 37849	300,000 shares	2.6%
Common	Adolf R. Hochstim 5455 Sylmer Avenue, #2505 Sherman Oaks, CA	100,000 shares	.09%
Common	William P. Kefalas 55 Stevenson Street, N Guelph, Ontario	150,000 shares	1.3%
Common	Robert J. McDonald 4 Lakewood Drive Waverly, Nova Scotia BON 250	150,000 shares	1.3%
Common	Officers and Directors as a Group	8,385,000 shares	72.8%
Common	862036 Ontario Ltd. 35 San Remo Rd. Woodbridge Ontario L4H 1K5	1,000,000 shares	8.7%
Common	978905 Ontario Ltd. 8185 Yonge St Suite 200 Thornhill, Ontario	1,000,000 shares	8.7%

None of the foregoing have any right to acquire other or additional shares of the Company. There is no existing arrangement, which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no reportable transactions during 2002 between Green Dolphin and any director or executive officer, nominee for election as a director, any security holder named in Item 11 hereof, or any member of the immediate family of any such person.

ITEM 13. INDEX TO EXHIBITS
Item
Exhibit (3)(ii)	By-Laws of Green Dolphin Systems Corporation
Exhibit (16)	Letters on change in certifying accountant
Exhibit 99(1)	Certificate of CFO and CEO

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN DOLPHIN SYSTEMS CORPORATION

Date: April 15, 2002

By:/s/ Nicholas Plessas

Nicholas Plessas, President